Form 10-K
period 2023-10-29
John Deere Owner Trust 2022
filed 2024-01-26
CIK 1911818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2023

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

4
JOHN DEERE OWNER TRUST 2022

	By:	John Deere Capital Corporation
(Servicer)

	By:	/s/ Rajesh Kalathur
Rajesh Kalathur
President

Dated: January 26, 2024